Form 10-Q
period 1995-09-30
MAY LIMITED PARTNERSHIP 1983-2
filed 1995-11-13
CIK 735552

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE
   X        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
  ---       SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

   ___ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-11313

                             -----------------------

                         MAY DRILLING PARTNERSHIP 1983-2
                         MAY LIMITED PARTNERSHIP 1983-2
             (Exact name of registrant as specified in its charter)

                            ------------------------


                    TEXAS                            75-1915688
       (State or other jurisdiction of               75-1915682
        incorporation or organization)            (I.R.S. Employer
                                               Identification Number)
       4582 SOUTH ULSTER STREET PARKWAY
                  SUITE 1700
               DENVER, COLORADO                        80237
   (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (303) 850-7373

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No  ___



                         MAY DRILLING PARTNERSHIP 1983-2
                                 BALANCE SHEETS
                                 (In thousands)

                                    September 30,   December 31,
                                          1995           1994
                                    -------------  -------------
                                     (Unaudited)

 ASSETS
 Investment in
    May Limited Partnership 1983-2       $466           $475
                                          ===            ===


 PARTNERS' CAPITAL

 Partners' Capital                       $466           $475
                                          ===            ===

NOTE: The statements  of  operations  and  cash  flows  for  May  Drilling
      Partnership 1983-2 are not presented because such information is equal to the limited partner's share of such activity as presented in the May Limited Partnership 1983-2 financial statements. The May Drilling Partnership carries its investment in May Limited
      Partnership 1983-2 on the equity method. The May Limited Partnership 1983-2 financial statements should be read in conjunction with these balance sheets.


                         MAY LIMITED PARTNERSHIP 1983-2
                                 BALANCE SHEETS
                                 (In thousands)

                                         September 30,   December 31,
                                             1995           1994
                                         ----------      ----------
                                         (Unaudited)
 ASSETS

 CURRENT ASSETS
    Cash and cash equivalents            $    188       $    169
    Accrued oil and gas sales                  83             90
    Due from affiliate                         23             19
                                           -------        -------

          Total                               294            278
                                           -------        -------
 OIL AND GAS PROPERTIES, using the
    full cost method of accounting         16,579         16,545

       Less - Accumulated depletion       (15,941)       (15,861)
                                           -------        -------
          Net oil and gas properties          638            684
                                           -------        -------

 TOTAL ASSETS                            $    932       $    962
                                           =======        =======


 LIABILITIES AND PARTNERS' CAPITAL

 CURRENT LIABILITIES
    Accounts payable and accrued
       liabilities                       $     24       $     35
                                           -------        -------
          Total                                24             35
                                           -------        -------

 PARTNERS' CAPITAL
    General Partner                           442            452
    Limited Partner                           466            475
                                           -------        -------

          Total                               908            927
                                           -------        -------
 TOTAL LIABILITIES AND PARTNERS'
 CAPITAL                                 $    932       $    962
                                           =======        =======



                         MAY LIMITED PARTNERSHIP 1983-2
                             STATEMENT OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)

                                          For the Three Months Ended
                                           --------------------------
                                         September 30,  September 30,
                                             1995           1994
                                            ------         ------

 REVENUES
    Oil revenue                          $     20       $     19
    Gas revenue                               108             93
    Interest income                             2              3
                                           -------        -------

          Total                               130            115
                                           -------        -------
 COSTS AND EXPENSES
    Lease operating                            39             31
    General and administrative                 24             25
    Depletion                                  27             25
    Professional services and other             2              6
                                           -------        -------

          Total                                92             87
                                           -------        -------
 NET INCOME                              $     38       $     28
                                           =======        =======

 ALLOCATION OF NET INCOME:

    General Partner                      $     21       $     16
                                           =======        =======
    Limited Partner                      $     17       $     12
                                           =======        =======

       Per initial $1,000 limited        $   1.61      $    1.14
          partner investment               =======        =======
       Weighted average initial $1,000
          limited partner investment
          units outstanding                10,557         10,557
                                           =======        =======



                         MAY LIMITED PARTNERSHIP 1983-2
                             STATEMENT OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)


                                           For the Nine Months Ended
                                           -------------------------

                                         September 30,  September 30,
                                             1995           1994
                                            ------         ------
 REVENUES
    Oil revenue                          $     62       $     60
    Gas revenue                               329            451
    Interest income                             6             11
                                           -------       -------

          Total                               397            522
                                           -------        -------
 COSTS AND EXPENSES
    Lease operating                           105             94
    General and administrative                 71             78
    Depletion                                  80             84
    Professional services and other             7             22
                                          --------        -------
          Total                               263            278
                                           -------        -------

 NET INCOME                              $    134       $    244
                                           =======        =======

 ALLOCATION OF NET INCOME:
    General Partner                      $     74       $    120
                                           =======        =======

    Limited Partner                      $     60       $    124
                                          =======         =======

       Per initial $1,000 limited        $    5.68       $ 11.75
          partner investment               =======        =======

       Weighted average initial $1,000
          limited partner investment
          units outstanding                10,557         10,557
                                           =======        =======



                         MAY LIMITED PARTNERSHIP 1983-2
                             STATEMENTS OF CASH FLOW
                                   (Unaudited)
                                 (In thousands)

                                           For the Nine Months Ended
                                           -------------------------
                                         September 30,  September 30,
                                              1995           1994
                                             ------         ------

 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                           $    134       $    244
    Adjustment to reconcile net income
       to net cash provided by
       operating activities:
          Depletion                            80             84
                                           -------        -------

 Cash from operations before working
    capital changes                           214            328

    Changes in assets and liabilities
       provided (used) cash:
          Accrued oil and gas sales             7             99
          Due from affiliate                   (4)           312
          Accounts payable and accrued
             liabilities                      (11)          (294)
                                           -------        -------
 Net cash provided by operating
    activities                                206            445
                                           -------        -------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties       (34)            (5)
    Proceeds from property sales                              15
                                            -------       -------

 Net cash provided by (used in)
    investing activities                      (34)            10
                                            -------       -------

 CASH FLOWS FROM FINANCING ACTIVITIES:

    Distributions to partners                (153)          (857)
                                           -------        -------
 Net cash used in financing activities       (153)          (857)
                                           -------        -------

 Net decrease in cash and cash
    equivalents                                19           (402)
 CASH AND CASH EQUIVALENTS:

    Balance, beginning of period              169            520
                                           -------        -------

    Balance, end of period               $    188       $    118
                                           =======        =======


                   The accompanying notes are an integral part
                          of the financial statements.



                         MAY LIMITED PARTNERSHIP 1983-2
                          NOTE TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - GENERAL

The financial statements presented are those of May Limited Partnership 1983-2 (the "Partnership"). The interim financial data are unaudited; however, in the opinion of the general partner, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 1994 Annual Report on Form 10-K.


NOTE 2 - LEGAL

In June 1995, an additional lawsuit was filed against the Partnership in the 15th Judicial District Court, Lafayette Parish, Louisiana, Docket No. 952601-3B, styled Lamson Petroleum Corporation v. Hallwood Petroleum, Inc. et al. The plaintiffs in the lawsuit claim that they have an additional valid lease covering streets and roads in the units of the A. L. Boudreaux #1 well, G. S. Boudreaux #1 well, Mary Guilbeau #1 well and Duhon #1 well and are entitled to a portion of the production from the wells. The Partnership has not yet determined the amount of its interest in the properties which is at issue. At this time, the Partnership believes that the difference between the amount already in escrow as a result of the litigation and the amount of any liability that may result upon resolution of this matter will not be material.


ITEM 2 - MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL  CONDITION  AND
         RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

The Partnership generated $206,000 of cash flow from operating activities during the nine months ended September 30, 1995 and made distributions of $153,000. A distribution payable to partners of record as of September 30, 1995 was declared in October 1995. The distribution amount is $112,000, payable $65,000 to May Drilling Partnership 1983-2 partners and $47,000 to the general partner. Future distributions are dependent on future prices for the Partnership's production and the production level of the Partnership's remaining oil and gas reserves.

RESULTS OF OPERATIONS

THIRD QUARTER 1995 COMPARED TO THE THIRD QUARTER 1994

OIL REVENUE

Oil revenue increased $1,000 in the third quarter of 1995 as compared to the corresponding period in 1994 as the result of an increase in production partially offset by a decrease in the average oil price. Oil production increased 10% primarily due to an increase in state allowable production limits. The average oil price decreased from $17.36 per barrel in 1994 to $17.12 per barrel in 1995.

GAS REVENUE

Gas revenue increased $15,000 during the third quarter of 1995 as compared to the corresponding period in 1994 as the result of an increase in production partially offset by a decrease in price. Gas production increased 10% primarily due to an increase in state allowable production limits. The average gas price decreased from $1.91 per mcf in 1994 to $1.57 per mcf in 1995.

INTEREST INCOME

Interest income decreased $1,000 during the third quarter of 1995 as compared with the third quarter of 1994 as a result of a lower average cash balance.

LEASE OPERATING EXPENSE

Lease operating expense increased $8,000 for the third quarter of 1995 as compared to the corresponding period in 1994 primarily due to increased production taxes resulting from the 14% increase in oil and gas revenue.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense decreased $1,000 during the third quarter of 1995 as compared to the third quarter of 1994 due to a decrease in the allocation of overhead from the general partner.

DEPLETION EXPENSE

Depletion expense increased $2,000 during the third quarter of 1995 as compared with the third quarter of 1994 as a result of a higher depletion rate due to increased production as previously discussed.

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994

The comparisons for the nine months ended September 30, 1995 and the nine months ended September 30, 1994 are consistent with those discussed in the third quarter 1995 compared to the third quarter 1994 except for the following:

OIL REVENUE

Oil revenue increased $2,000 during the first nine months of 1995 as compared with the same period in 1994. The increase is comprised of an increase in the average oil price from $15.81 per barrel in 1994 to $17.74 per barrel in 1995, partially offset by an 8% decrease in production primarily due to normal production declines.

GAS REVENUE

Gas revenue decreased $122,000 during the first nine months of 1995 as compared with the same period during 1994. The decrease is comprised of a decrease in gas prices from $2.21 per mcf in 1994 to $1.67 per mcf in 1995 combined with a 3% decrease in production primarily due to normal production declines partially offset by increased state allowable production limits.

DEPLETION EXPENSE

Depletion expense decreased $4,000 during the first nine months of 1995 as compared to the corresponding period in 1994 due to a lower depletion rate resulting from the production declines previously discussed.

PROFESSIONAL SERVICES AND OTHER

Professional services and other expense decreased $15,000 during the first nine months of 1995 as compared with the same period in 1994 due to the timing of payments for professional services.


PART II - OTHER INFORMATION


ITEM 1  - LEGAL PROCEEDINGS

         Reference is made to Item 8 - Note 3 of Form 10-K for the year ended December 31, 1994 and Item 1 - Note 2 of this Form 10-Q.


ITEM 2  - CHANGES IN SECURITIES

         None.


ITEM 3  - DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5  - OTHER INFORMATION

         None.


ITEM 6  - EXHIBITS AND REPORTS ON FORM 8-K

         None.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnerships have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

                               MAY DRILLING PARTNERSHIP 1983-2
                               MAY LIMITED PARTNERSHIP 1983-2

                               BY:  EDP OPERATING, LTD.,
                                     GENERAL PARTNER

                               BY:  HALLWOOD G. P., INC.,
                                     GENERAL PARTNER



 Date:  November 2, 1995       By:  /s/Robert S. Pfeiffer
                                   ---------------------------
                                  Robert S. Pfeiffer, Vice President
                                  (Principal Accounting Officer)