Form 10-K405
period 1995-12-31
MAY LIMITED PARTNERSHIP 1983-2
filed 1996-03-04
CIK 735552

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

MARK ONE
 X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

 __ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-11313

                             -----------------------

                         MAY DRILLING PARTNERSHIP 1983-2
                         MAY LIMITED PARTNERSHIP 1983-2
             (Exact name of registrant as specified in its charter)

                            ------------------------


                                                         75-1915688
       TEXAS                                             75-1915682
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification Number)
   4582 SOUTH ULSTER STREET PARKWAY
       SUITE 1700
     DENVER, COLORADO                                        80237
 (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code:  (303) 850-7373

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                           Name of each exchange
 Title of each class                       on which registered
 -------------------                     ----------------------
      NONE                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     Units of Participation, $1,000 Per Unit
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

                      DOCUMENTS INCORPORATED BY REFERENCE:


 Document                                  Part of Form
 --------                                  10-K into
                                           which it is
                                           -----------
                                           incorporated
 The General Partnership
 Agreement and the Limited
 Partnership Agreement filed as            Part IV
 an Exhibit
 to Registration Statement No.
 0-11313


                                     PART I
                                     ------


ITEM 1 - BUSINESS

May Drilling Partnership 1983-2 (the "Drilling or General Partnership") and May Limited Partnership 1983-2 (the "Limited Partnership") were organized by May Petroleum Inc. ("May") to explore for and develop oil and gas reserves primarily in Texas, Oklahoma and Louisiana. Funds received from the sale and production of oil and gas reserves are used to pay the obligations of the Limited Partnership. Funds not required by the Limited Partnership as working capital are distributed to the participants in the Drilling Partnership and the general partner.

The general partner of the Limited Partnership is EDP Operating, Ltd., which is one of the operating partnerships for Hallwood Energy Partners, L. P. ("HEP"). The Drilling Partnership is the sole limited partner of the Limited Partnership. The Limited Partnership does not have any subsidiaries, nor does it engage in any other kind of business. The Limited Partnership has no employees and is operated by Hallwood Petroleum, Inc. ("HPI"), a subsidiary of HEP. In February 1996, HPI employed 133 full-time employees.

Pursuant to the terms of the general partnership agreement and the limited partnership agreement, HEP is obligated, from time to time, to contribute certain amounts, in property, cash or unreimbursed services, to the Limited Partnership. As of December 31, 1995, all such required contributions had been made.

PARTICIPATION IN EXPENSES AND REVENUES

The principal expenses and revenues of the Limited Partnership are shared by the general partner and the Drilling Partnership as set forth in the following table. The charges and credits to participants in the Drilling Partnership are shared among the participants in proportion to their ownership of units of participation.


                                        Drilling      General
                                       Partnership    Partner
 Abandonment expenses (1)                  99%           1%
 Noncapital expenses                       99%           1%
 Direct expenses                           99%           1%
 Lease acquisition expenses                 -           100%
 Capital expenses                           -           100%
 Oil and gas revenues                      (2)          (2)
 Operating expenses                        (2)          (2)
 Special projects                          (2)          (2)
 General and administrative overhead       (2)          (2)
<F1>
 (1)  Includes  expenses  that  would  otherwise  be   allocated  as  lease
      acquisition expenses  and/or  capital  expenses but  that  relate  to abandoned properties.
<F2>
 (2)  Such items were shared 70% by the Drilling Partnership and 30% by the general  partner until December  31, 1984.  As  of December 31, 1984, and as of December  31 of each year  thereafter, the sharing of  such
      items is adjusted  so the   general partner's  allocation equals  the
      percentage that the amount of Limited  Partnership expenses allocated to the  general  partner bears  to the  aggregate amount  of  Limited
      Partnership  expenses  allocated  to  the  general  partner  and  the
      Drilling Partnership, plus 15 percentage points, but in no event will
      the  general partner's allocation exceed 50%.   The sharing ratio for
      each of the last three years was:

                       1995      1994      1993
                       ------    ------    ------
 Limited Partner       58.3%     58.5%      59%
 General Partner       41.7%     41.5%      41%


In 1996, the sharing ratio will be 58.1% to the limited partner and 41.9% to the general partner.

To the extent that the characterization of any expense of the Limited Partnership depends on its deductibility for federal income tax purposes, the proper characterization is determined by the general partner (according to its intended characterization on the Limited Partnership's federal income tax return) in good faith at the time the expense is to be charged or credited. Such characterization will control related charges and credits to the partners regardless of any subsequent determination by the Internal Revenue Service or a court of law that the reported expenses should be otherwise characterized for tax purposes.

COMPETITION

Oil and  gas must  compete with  coal, atomic  energy, hydro-electric  power and
other forms  of energy.   See also "Marketing"  for a  discussion of the  market
structure for oil and gas sales.

REGULATION

Production and sale of oil and gas is subject to federal and state governmental regulations in a variety of ways including environmental regulations, labor law, interstate sales, excise taxes and federal, state and Indian lands royalty payments. Failure to comply with these regulations may result in fines, cancellation of licenses to do business and cancellation of federal, state or Indian leases.

The production of oil and gas is subject to regulation by the state regulatory agencies in the states in which the Limited Partnership does business. These agencies make and enforce regulations to prevent waste of oil and gas and to protect the rights of owners to produce oil and gas from a common reservoir. The regulatory agencies regulate the amount of oil and gas produced by assigning allowable production rates to wells capable of producing oil and gas.

FEDERAL INCOME TAX CONSIDERATIONS

The Limited Partnership and the General Partnership are partnerships for federal income tax purposes. Consequently, they are not taxable entities; rather, all income, gains, losses, deductions and credits are passed through and taken into account by the partners on their individual federal income tax returns. In general, distributions are not subject to tax so long as such distributions do not exceed the partner's adjusted tax basis. Any distributions in excess of the partner's adjusted tax basis are taxed generally as capital gains.

MARKETING

The oil and gas produced from the properties owned by the Limited Partnership has typically been marketed through normal channels for such products. Oil has generally been sold to purchasers at field prices posted by the principal purchasers of crude oil in the areas where the producing properties are located. The majority of the Limited Partnership's gas production is sold on the spot market and is transported in intrastate and interstate pipelines. Both oil and natural gas are purchased by refineries, major oil companies, public utilities and other users and processors of petroleum products.

Factors which, if they were to occur, might adversely affect the Limited Partnership include decreases in oil and gas prices, the availability of a market for production, rising operational costs of producing oil and gas, compliance with and changes in environmental control statutes and increasing costs and difficulties of transportation.

SIGNIFICANT CUSTOMER

For the years ended December 31, 1995, 1994 and 1993, purchases by the following company exceeded 10% of the total oil and gas revenues of the Limited
Partnership:

                       1995      1994      1993
                       ------    ------    ------
 Conoco Inc.            88%       60%       70%

Although the Limited Partnership sells the majority of its production to one purchaser, there are numerous other purchasers in the area, so the loss of its significant customer would not adversely affect the Limited Partnership's operations.

ENVIRONMENTAL CONSIDERATIONS

The exploration for, and development of, oil and gas involve the extraction, production and transportation of materials which, under certain conditions, can be hazardous or can cause environmental pollution problems. In light of the present general interest in environmental problems, the general partner cannot predict what effect possible future public or private action may have on the business of the Limited Partnership. The general partner is continually taking all action necessary in its operations to ensure conformity with applicable federal, state and local environmental regulations and does not presently anticipate that the compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, earnings or the competitive position of the Limited Partnership in the oil and gas industry.

INSURANCE COVERAGE

The Limited Partnership is subject to all the risks inherent in the exploration for, and development of, oil and gas, including blowouts, fires and other casualties. The Limited Partnership maintains insurance coverage as is customary for entities of a similar size engaged in operations similar to the Limited Partnership's, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. The occurrence of an event which is not insured or not fully insured could have an adverse impact upon the Limited Partnership's earnings and financial position.


ITEM 2 - PROPERTIES

The Limited Partnership's oil and gas reserves are concentrated in prospects in south Louisiana; the Limited Partnership also has small amounts of additional reserves in an Oklahoma prospect. The Limited Partnership's reserves are predominantly natural gas, which accounts for 86% of estimated future gross revenues in the Limited Partnership's reserve report as of December 31, 1995.

SIGNIFICANT PROSPECTS

At December 31, 1995, the following prospects accounted for approximately 94% of the Limited Partnership's proved oil and gas reserves. Reserve quantities were obtained from the December 31, 1995 reserve report prepared by HPI's petroleum engineers.

BOUDREAUX PROSPECT. The Boudreaux prospect is located in Lafayette Parish, Louisiana. The Limited Partnership's interest in the prospect has remaining net proved reserves of 33,000 bbls of oil and 1,544,000 mcf of gas as of December 31, 1995, all of which are developed and producing at December 31, 1995. The Limited Partnership's working interest in this prospect ranges up to 3.2%.


MEAUX PROSPECT. The Meaux prospect is located in Lafayette Parish, Louisiana. The Limited Partnership's interest in the prospect has remaining net proved reserves of 700 bbls of oil and 74,500 mcf of gas as of December 31, 1995, all of which are developed and producing at December 31, 1995. The Limited Partnership's working interest in this prospect is 19.1%.


ITEM 3 - LEGAL PROCEEDINGS

For a description of legal proceedings affecting the Limited Partnership, please refer to Item 8 - Note 3.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

No matter was submitted to a vote of participants during the fourth quarter of 1995.



                                     PART II
                                     -------


ITEM 5 - MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

 a) The registrant's securities consist of partnership interests which are not traded on any exchange and for which no established public trading market exists.

 b) As of December 31, 1995, there were approximately 727 holders of record of partnership interests in the Drilling Partnership.

 c) Distributions paid by the Limited Partnership were as follows (in thousands):

             General       Limited
             Partner       Partner
   1995         $131          $134
   1994          352           505
   1993          123           177


ITEM 6 -  SELECTED FINANCIAL DATA

                                For the Limited Partnership
                            As of or for the Year Ended December 31,
                     -----------------------------------------
                      1995      1994       1993       1992      1991
                    ------     ------    ------     ------     ------

                                      (In thousands)
 Total revenues    $  612    $  649      $1,127    $1,223     $  840
 Oil and gas
 revenues             603       637       1,115     1,214        828
 Net income           249       257         323       667        301
 Working capital      301       243         728       609        494
 Total assets         938       962       1,849     1,539      1,864
 Partners'
 capital              911       927       1,527     1,504      1,768


ITEM 7 - MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL   CONDITION  AND
         RESULTS  OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Material changes in the Limited Partnership's cash position for the years ended December 31, 1995 and 1994 are summarized as follows:

                                                  1995       1994
                                                 ------     ------
                                                   (In thousands)
 Cash provided by operating activities         $  281      $  500
 Distributions to partners                       (265)       (857)
 Additions to oil and gas properties              (37)         (9)
 Proceeds from sale of oil and gas properties                  15
                                                -----      -----
 Decrease in cash                              $  (21)     $ (351)
                                                =====       =====

Cash provided by operating activities in 1995 was used for distributions to the partners and additions to oil and gas properties. The Limited Partnership has net working capital of $301,000. This working capital, together with future net cash flows generated from operations, may be used to fund future distributions. Future distributions depend on, among other things, continuation of current or higher oil and gas prices, markets for production and future development costs, and the outcome of the litigation described in Item 8, Note 3.

The Limited Partnership's ability to generate funds adequate to meet its future needs will be largely dependent upon its ability to continue to develop its existing reserves. Proved reserves and discounted future net revenues (discounted at 10% and before general and administrative expenses) from proved reserves were estimated at 34,000 bbls and 1,737,000 mcf valued at $2,959,000 in 1995 and 35,000 bbls and 1,722,000 mcf valued at $2,611,000 in 1994. The increase in the discounted future net revenues and the fluctuation in the quantities resulted from an increase in year end oil and gas prices as well as changes in the estimated rates of production on certain wells.

During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 provides the standards for accounting for the impairment of various long-lived assets. The Limited Partnership is required to adopt SFAS 121 no later than 1996. The Limited Partnership uses the full cost method of accounting for its only long-lived assets, which requires an impairment to be recorded when total capitalized costs exceed the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves. Therefore, the adoption of SFAS 121 is not expected to have a material effect on the financial position or results of operations of the Limited Partnership.

RESULTS OF OPERATIONS
---------------------

1995 COMPARED TO 1994
---------------------

OIL REVENUE

Oil revenue increased $8,000 during 1995 as compared with 1994. The increase is comprised of an increase in the average oil price from $16.04 per barrel in 1994 to $17.68 per barrel in 1995 combined with a 1% increase in production as shown in the table below. The increase in production is due to increased state allowable production limits, partially offset by normal production declines as well as the temporary abandonment of one well and the sale of another during the second quarter of 1994.


GAS REVENUE

Gas revenue decreased $42,000 during 1995 as compared with 1994. The decrease is due to a decrease in the average gas price from $2.10 per mcf during 1994 to $1.81 per mcf during 1995, partially offset by a 7% increase in production as shown below. The increase in production is due to increased state allowable production limits, partially offset by normal production declines as well as the temporary abandonment of one well and the sale of another during the second quarter of 1994.

The following table summarizes the Limited Partnership's share of production from the Limited Partnership's significant properties for 1995 and 1994.

                                        Net Production
                             ----------------------------------
                                  1995                  1994
                             --------------        --------------
                             Oil        Gas        Oil        Gas
 County, State and Well     (Bbls)     (Mcf)      (Bbls)     (Mcf)
 ----------------------      ----       ---        ----       ---
  Lafayette, Louisiana
   --------------------
    Hutchinson #1            138     24,889        160     31,110
    Meaux Prospect
    --------------
    Richard #1               396     35,642        462     40,809
    Warwick Richard #1         -          -         43      2,265
    Middle Bayou Cannes
    -------------------
    Duhon #1                   -          -         60      3,660
    Boudreaux Prospect
    ------------------
    A. L. Boudreaux #1     3,980    193,583      3,696    150,683
    G. S. Boudreaux
    Estate #1                 77      3,926         67      3,271

    Hallwood Fontenot #1      11      1,322          3        493
  Canadian, Oklahoma
   ------------------
    Jameson #1-14              -     19,964          -     27,401

  Other Properties           398      5,022        466      5,876
                           -----      -----      -----      -----

    Total Net Production   5,000    284,348      4,957    265,568
                           =====    =======      =====    =======

LEASE OPERATING

Lease operating expense decreased $35,000 during 1995 as compared with 1994 primarily due to the sale of the Warwick Richard #1 during the second quarter of 1994 and the temporary abandonment of the Duhon #1.

PRODUCTION TAXES

Production taxes increased $14,000 during 1995 as compared with 1994 as a result of the settlement of a lawsuit which resulted in lower in production taxes during 1994.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased $25,000 during 1995 as compared with 1994 primarily due to a decrease in the allocation of overhead from the general partner.

DEPLETION

Depletion expense increased $2,000 during 1995 as compared with 1994 due to a higher depletion rate caused by the 6% increase in oil and gas production during 1994.

LITIGATION SETTLEMENT

Litigation settlement expense during 1995 primarily represents amounts paid in connection with the settlement of a royalty dispute on the Duhon #1 well.

1994 COMPARED TO 1993
---------------------

OIL REVENUE

Oil revenue decreased $56,000 in 1994 as compared to 1993. Oil production decreased 36% as shown in the table below, primarily due to the reduction in state allowable production limits, as well as normal production declines. The average oil price decreased from $17.88 per barrel in 1993 to $16.04 per barrel in 1994.

GAS REVENUE

Gas revenue decreased $422,000 as compared to 1993. Gas production decreased 40% as shown in the table below, primarily due to the reduction in state allowable production limits, as well as normal production declines. The average gas price decreased from $2.24 per mcf in 1993 to $2.10 per mcf in 1994.

The following table summarizes the Limited Partnership's share of production from the Limited Partnership's significant properties for 1994 and 1993.

                                         Net Production
                             ----------------------------------
                                   1994                   1993
                             --------------         --------------
                             Oil         Gas        Oil         Gas
 County, State and Well     (Bbls)      (Mcf)      (Bbls)      (Mcf)
 ----------------------      ----       ---         ----       ---
  Lafayette, Louisiana
   --------------------
    Hutchinson #1            160      31,110        669      77,715
    Meaux Prospect
    --------------

    Richard #1               462      40,809        515      40,503
    Warwick Richard #1        43       2,265         22      12,799
    Middle Bayou Cannes
    -------------------
    Duhon #1                  60       3,660        876      35,373
    Boudreaux Prospect
    ------------------
    A. L. Boudreaux #1     3,696     150,683      4,913     230,669
    G. S. Boudreaux
    Estate #1                 67       3,271         74       3,425
    Hallwood Fontenot #1       3         493         10       1,411
  Canadian, Oklahoma
   ------------------
    Jameson #1-14                     27,401         44      24,540

  Other Properties           466       5,876        581      18,508
                           -----     -------      -----     -------
    Total Net Production   4,957     265,568      7,704     444,943
                           =====     =======      =====     =======


LEASE OPERATING

Lease operating expense decreased $15,000 as compared to 1993, primarily due to the sale of the Warwick Richard #1 during the second quarter of 1994.



PRODUCTION TAXES

Production taxes decreased $42,000 in 1994 as compared to 1993, primarily due to the decrease in revenues mentioned previously.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased $26,000 in 1994 as compared to 1993, due to a decrease in allocation of overhead from the general partner.

DEPLETION

Depletion expense decreased $48,000 as compared to 1993, due to a lower depletion rate.

LITIGATION SETTLEMENT

Litigation settlement expense during 1993 represents the costs of a lawsuit settlement which is discussed in Item 8 - Note 3 of this Form 10-K.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----
FINANCIAL STATEMENTS:

 Independent Auditors' Report                                                 12

 Balance Sheets at December 31, 1995 and 1994 -
   May Drilling Partnership 1983-2                                            13

 Balance Sheets at December 31, 1995 and 1994 -
   May Limited Partnership 1983-2                                             14

 Statements of Operations for the Years Ended
   December 31, 1995, 1994 and 1993 -
   May Limited Partnership 1983-2                                             15

 Statements of Changes in Partners' Capital for the
   Years Ended December 31, 1995, 1994 and 1993 -
   May Limited Partnership 1983-2                                             16

 Statements of Cash Flows for the Years Ended
   December 31, 1995, 1994 and 1993 -
   May Limited Partnership 1983-2                                             17

 Notes to Financial Statements - May Drilling Partnership 1983-2
   and May Limited Partnership 1983-2                                      18-21

SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)                      22


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


TO THE PARTNERS OF MAY DRILLING PARTNERSHIP 1983-2 AND
  MAY LIMITED PARTNERSHIP 1983-2:

We have audited the financial statements of May Drilling Partnership 1983-2 ("General Partnership") and May Limited Partnership 1983-2 ("Limited Partnership") as of December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995, listed in the accompanying index at Item
8. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the General Partnership and the Limited Partnership at December 31, 1995 and 1994, and the results of operations and cash flows of the Limited Partnership for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Denver, Colorado
February 27, 1996



                         MAY DRILLING PARTNERSHIP 1983-2
                                 BALANCE SHEETS
                                 (In thousands)

                                     December 31,   December 31,
                                         1995            1994
                                     ------------   ------------
 ASSETS
 Investment in May Limited               $462           $475
 Partnership 1983-2                       ===            ===


 PARTNERS' CAPITAL

 Partners' Capital                       $462           $475
                                          ===            ===


Note: The  statements  of  operations  and  cash  flows  for May  Drilling
      Partnership 1983-2 are not presented because such information is equal to the Limited Partners' share of such activity as presented in the May Limited Partnership 1983-2 financial statements. The May Drilling Partnership carries its investment in May Limited
      Partnership 1983-2 on the equity method. The May Limited Partnership 1983-2 financial statements should be read in conjunction with this balance sheet.



                         MAY LIMITED PARTNERSHIP 1983-2
                                 BALANCE SHEETS
                                 (In thousands)

                                     December 31,   December 31,
                                         1995            1994
                                     ------------   ------------
 ASSETS
 CURRENT ASSETS
  Cash and cash equivalents           $    148       $    169
  Accrued oil and gas sales                144             90
  Due from affiliate                        36             19
                                        -------        -------

     Total                                 328            278
                                        -------        -------

 OIL AND GAS PROPERTIES, using the
                                        16,582         16,545
  full cost method of accounting
    Less - Accumulated depletion       (15,972)       (15,861)
                                        -------        -------
     Net oil and gas properties            610            684
                                        -------        -------


 TOTAL ASSETS                         $    938       $    962
                                        =======        =======

 LIABILITIES AND PARTNERS' CAPITAL
 CURRENT LIABILITIES
  Accounts payable and accrued
  liabilities                         $     27        $    35
                                        -------         ------

 PARTNERS' CAPITAL
  General partner                          449            452
  Limited partner                          462            475
                                        -------         ------
     Total                                 911            927
                                        -------         ------

 TOTAL LIABILITIES AND PARTNERS'      $    938        $   962
 CAPITAL                                =======         ======



                         MAY LIMITED PARTNERSHIP 1983-2
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                        (In thousands, except for Units)

                                     1995         1994         1993
                                   --------     --------     --------
 REVENUES
  Oil revenue                     $    88      $    80      $   136
  Gas revenue                         515          557          979
  Interest income                       9           12           12
                                  -------       ------       ------
     Total                            612          649        1,127
                                  -------       ------       ------

 COSTS AND EXPENSES
  Lease operating                      98          133          148
  Production taxes                     36           22           64
  General and administrative           96          121          147
  Depletion                           111          109          157
  Litigation settlement                12                       275
  Professional services and            10            7           13
  other                            ------       ------       ------
     Total                            363          392          804
                                   ------       ------       ------

 NET INCOME                       $   249      $   257      $   323
                                   ======       ======       ======

 ALLOCATION OF NET INCOME:
  General Partner                 $   128      $   130      $   163
                                   ======       ======       ======
  Limited Partner                 $   121      $   127      $   160
                                   ======       ======       ======

  Per initial $1,000 Limited
   Partner investment             $ 11.46      $ 12.03      $ 15.16
                                   ======       ======       ======
  Weighted average initial
   $1,000 Limited Partner
   investment units outstanding    10,557       10,557       10,557
                                   ======       ======       ======



                         MAY LIMITED PARTNERSHIP 1983-2
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (In thousands)

                                General     Limited
                                Partner     Partner      Total
                                -------     -------      -----
 BALANCE, DECEMBER 31, 1992   $   634     $   870     $ 1,504
  Net income                      163         160         323
  Distributions                  (123)       (177)       (300)
                                ------      ------      ------

 BALANCE, DECEMBER 31, 1993       674         853       1,527
  Net income                      130         127         257
  Distributions                  (352)       (505)       (857)
                                ------      ------      ------

 BALANCE, DECEMBER 31, 1994       452         475         927
  Net income                      128         121         249
  Distributions                  (131)       (134)       (265)
                                ------      ------      ------

 BALANCE, DECEMBER 31, 1995   $   449     $   462     $   911
                                ======      ======      ======



                         MAY LIMITED PARTNERSHIP 1983-2
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (In thousands)

                                    1995        1994        1993
                                   --------    --------    --------
 OPERATING ACTIVITIES:
  Net income                    $    249    $    257     $   323
  Adjustment to reconcile net
    income to net cash provided
    by operating activities:
     Depletion                       111         109         157
                                   ------      ------      ------

       Cash from operations
         before working capital
         changes                     360         366         480

  Changes in assets and
  liabilities
    provided (used) cash:

    Accrued oil and gas sales        (54)        104          52
    Due from affiliate               (17)        317        (208)
    Accounts payable and
      accrued liabilities             (8)       (287)        287
                                   ------      ------
       Net cash provided by
         operating activities        281         500         611
                                   ------      ------      ------

 INVESTING ACTIVITIES:
  Proceeds from sale of oil and
    gas properties                                15
  Additions to oil and gas
    properties                       (37)         (9)        (61)
                                   ------      ------      ------

       Net cash provided by
         (used in) investing
         activities                  (37)          6         (61)
                                   ------      ------      ------

 FINANCING ACTIVITIES:
  Distributions to partners         (265)       (857)       (300)
                                   ------      ------      ------
       Net cash used in
         financing activities       (265)       (857)       (300)
                                   ------      ------      ------

 NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS         (21)       (351)        250

 CASH AND CASH EQUIVALENTS:

  BEGINNING OF YEAR                  169         520         270
                                   ------      ------      ------

  END OF YEAR                    $   148     $   169     $   520
                                   ======      ======      ======

                  The accompanying notes are an integral part
                          of the financial statements.



                        MAY DRILLING PARTNERSHIP 1983-2
                                       AND
                         MAY LIMITED PARTNERSHIP 1983-2

                          NOTES TO FINANCIAL STATEMENTS
(1)  ACCOUNTING POLICIES AND OTHER MATTERS

GENERAL PARTNERSHIP

May Drilling Partnership 1983-2, a Texas general partnership (the "General Partnership"), was organized by May Petroleum Inc. ("May") for the purpose of oil and gas exploration through May Limited Partnership 1983-2 (the "Limited Partnership"). The General Partnership was formed on September 7, 1983, with investors ("Participants") subscribing an aggregate of $10,557,000 in assessable $1,000 units. After the expenditure of the initial contributions of the Participants, additional mandatory assessments from each Participant are provided for under the terms of the general partnership agreement in an amount up to 25% of the initial contribution of the Participant. During 1984, May assessed the Participants 10% of initial contributions. No additional assessments have been made since 1984.

The general partnership agreement requires that the manager, Hallwood Energy Partners, L. P. ("HEP"), offer to repurchase partnership interests from Participants for cash at amounts to be determined by appraisal of the Limited Partnership's net assets no later than December 31, 1988, and during the two succeeding years, if such net assets are positive. The manager has made repurchase offers in all years since 1989 and intends to make a repurchase offer in 1996.

As  the  General  Partnership  is  the  sole  limited  partner  of  the  Limited
Partnership, its results of operations, cash flows and changes in partners' capital are equal to the limited partner's share of the Limited Partnership's results of operations, cash flows and changes in partners' capital as set forth herein. Therefore, separate statements of operations, cash flows and changes in partners' capital are not presented for the General Partnership.

LIMITED PARTNERSHIP

The Limited Partnership, a Texas limited partnership, was organized by May and the General Partnership, for the purpose of oil and gas exploration and the production of crude oil, natural gas and petroleum products. The Limited Partnership's oil and gas reserves are located in prospects in south Louisiana. Among other things, the terms of the Limited Partnership agreement (the "Agreement") give the general partner the authority to borrow funds. The Agreement also requires that the general partner's total capital contributions to the Limited Partnership as of each year end, including unrecovered general partner acreage and equipment advances, must be compared to total Limited Partnership expenditures from inception to date, and if such contributions are less than 15% of such expenditures, an additional contribution in the amount of the deficiency is required. At December 31, 1995, no additional contributions were necessary to comply with this requirement.

On June 30, 1987, May sold to HEP all of its economic interest in the Limited Partnership and account receivable balances due from the Limited Partnership. HEP became the general partner of the Limited Partnership in 1988.



SHARING OF COSTS AND REVENUES

Capital costs, as defined by the Agreement, for commercially productive wells and the costs related to the organization of the Limited Partnership are borne by the general partner. Noncapital costs and direct expenses, as defined by the Agreement, are charged 1% to the general partner and 99% to the limited partner. Oil and gas sales, operating expenses and general and administrative overhead are shared so that the general partner's allocation will equal the percentage that the amount of Limited Partnership expenses, as defined, allocated to the general partner bears to the aggregate amount of Limited Partnership expenses allocated to the general partner and the limited partner, plus 15 percentage points, but in no event will the general partner's allocation exceed 50%. The sharing ratio for each of the last three years was as follows:

                       1995      1994      1993
                       ------    ------    ------
 Limited Partner       58.3%     58.5%      59%
 General Partner       41.7%     41.5%      41%


SIGNIFICANT CUSTOMER

For the years ended December 31, 1995, 1994 and 1993, purchases by the following company exceeded 10% of the total oil and gas revenues of the Limited
Partnership:

                       1995      1994      1993
                       ------    ------    ------
 Conoco Inc.            88%       60%       70%

Although the Limited Partnership sells the majority of its production to one purchaser, there are numerous other purchasers in the area, so the loss of its significant customer would not adversely affect the Limited Partnership's operations.

INCOME TAXES

No provision for federal income taxes is included in the financial statements of the Limited Partnership or the General Partnership because, as partnerships, they are not subject to federal income tax and the tax effects of their activities accrue to the partners. The partnerships' tax returns, the qualification of the General and Limited Partnerships as partnerships for federal income tax purposes, and the amount of taxable income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the partnerships' taxable income or loss, the tax liability of the partners could change accordingly.

OIL AND GAS PROPERTIES

The Limited Partnership follows the full cost method of accounting for oil and gas properties and, accordingly, capitalizes all costs associated with the exploration and development of oil and gas reserves.

The capitalized costs of evaluated properties, including the estimated future costs to develop proved reserves, are amortized on the units of production basis. Full cost amortization per dollar of gross oil and gas revenues was $.18 in 1995, $.17 in 1994 and $.14 in 1993.

Capitalized costs are limited to an amount not to exceed the present value of estimated future net cash flows. No valuation adjustment was required in 1995, 1994 or 1993. Significant price declines in the future could cause the Limited Partnership to experience valuation adjustments and could reduce the amount of future cash flow available for distributions and operations.

Generally no gains  or losses are recognized on  the sale or disposition  of oil
and gas properties.   Maintenance and  repairs are charged  against income  when incurred.

During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 provides the standards for accounting for the impairment of various long-lived assets. The Limited Partnership is required to adopt SFAS 121 no later than 1996. The Limited Partnership uses the full cost method of accounting for its only long-lived assets, which requires an impairment to be recorded when total capitalized costs exceed the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves. Therefore, the adoption of SFAS 121 is not expected to have a material effect on the financial position or results of operations of the Limited Partnership.

GAS BALANCING

The Limited Partnership uses the sales method for accounting for gas balancing. Under this method, the Limited Partnership recognizes revenue on all of its sales of production, and any over production or under production is recovered at a future date.

As of December 31, 1995, the net imbalance to the Limited Partnership's interest is not considered material. Current imbalances can be made up with production from existing wells or from wells which will be drilled as offsets to current producing wells.

USE OF ESTIMATES

The preparation of the financial statements for the Limited Partnership and General Partnership in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

RELATED PARTY TRANSACTIONS

Hallwood Petroleum, Inc. ("HPI"), a subsidiary of the general partner, pays all costs and expenses of operations and receives all revenues associated with the Limited Partnership's properties. At month end, HPI distributes revenues in excess of costs to the Limited Partnership.

The amounts due from HPI were $36,000 and $19,000 as of December 31, 1995 and 1994, respectively. These balances represent net revenues less operating costs and expenses.

CASH FLOWS

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

RECLASSIFICATIONS

Certain reclassifications have been made to prior years' amounts to conform to the classifications used in the current year.



(2)  GENERAL AND ADMINISTRATIVE OVERHEAD

HPI conducts the day to day operations of the Limited Partnership and other affiliated partnerships of HEP. The costs of operating the entities are allocated to each partnership based upon the time spent on that partnership. General and administrative overhead allocated by HPI to the Limited Partnership totaled $82,000 in 1995, $105,000 in 1994 and $144,000 in 1993.

(3)  LEGAL PROCEEDINGS

In June 1993, 14 lawsuits were filed against the Limited Partnership in the 15th Judicial District Court, Lafayette Parish, Louisiana, Docket Nos. 93-2332-F through 93-2345-F, styled Lamson Petroleum Corporation v. Hallwood Petroleum, Inc. et al. The plaintiffs in the lawsuits claim that they have valid leases covering streets and roads in the units of the A. L. Boudreaux #1 well, G. S. Boudreaux #1 well, Mary Guilbeau #1 well and Duhon #1 well, which represent approximately 3% to 4% of the Limited Partnership's interest in these properties, and are entitled to a portion of the production from the wells dating from February 1990. The Limited Partnership has not recognized revenue attributable to the contested leases since January 1993. These revenues, totaling $55,000 at December 31, 1995, have been placed in escrow pending resolution of the lawsuits. At this time, the Limited Partnership believes that the difference between the escrowed amount and the amount of any liability that may result upon resolution of this matter will not be material.

In February 1994, the Limited Partnership and the other parties to the lawsuit styled SAS Exploration, Inc. v. Hall Financial Group, Inc. et al. settled the lawsuit. The plaintiffs alleged that certain leases in the A. L. Boudreaux #1 and A. M. Duhon #1 wells expired and terminated at the end of their primary terms as a result of production being from the Bol Mex 4 Sand rather than the A.
B. Sand. In the settlement, the Limited Partnership and the plaintiffs cross-conveyed interests in certain leases to one another and the Limited Partnership paid the plaintiffs $275,000. The cash paid by the Limited Partnership was reflected as litigation settlement expense in the December 31, 1993 financial statements. The interest conveyance resulted in a decrease in the Limited Partnership's reserves as of December 31, 1993 totaling 183,000 mcf of gas, 3,800 barrels of oil and $344,000 in future net revenues, discounted at 10%.


                  SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION
                                   (Unaudited)

The following tables contain certain costs and reserve information related to the Limited Partnership's oil and gas activities. The Limited Partnership has no long-term supply agreements and all reserves are located within the United States.

COSTS INCURRED -

                                   For the Years Ended December 31,
                                  1995           1994           1993
                                 ------        ------          -----
                                            (In thousands)
 Development costs              $ 37            $  9         $ 41
 Acquisition costs                                 -           20
                                ---           ---             ---
                                $ 37            $  9         $ 61
                                ===           ===             ===


OIL AND GAS RESERVES -

                                  1995             1994              1993
                                --------         --------          --------

                             Bbls     Mcf      Bbls     Mcf     Bbls      Mcf
                              ----    ---      ----     ---      ----    ---
                                              (In thousands)
 Total Proved Reserves:
  Beginning of period        35     1,722      40    2,136       52    2,657
  Revisions to previous
  estimates                   4       299       -     (127)       -      107
  Litigation settlement
  (a)                         -         -       -        -       (4)    (183)
  Sale of reserves in
  place                       -         -       -      (21)       -        -
  Production                 (5)     (284)     (5)    (266)      (8)    (445)
                          -----     -----   -----    -----    -----    -----

    End of Period            34     1,737      35    1,722       40    2,136
                          =====     =====   =====    =====    =====    =====

 Proved Developed
 Reserves:
    Beginning of period      35     1,722      40    2,125       52    2,657
                           ====     =====    ====    =====     ====    =====
    End of period            34     1,737      35    1,722       40    2,125
                           ====     =====    ====    =====     ====    =====


Certain reserve value information is provided directly to partners pursuant to the Agreement. Accordingly, such information is not presented herein.

(a)  See Note 3 to financial statements.

ITEM 9 - DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.


                                    PART III
                                    --------


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Drilling Partnership and Limited Partnership are managed by affiliates of HEP and do not have directors or executive officers.


ITEM 11 - EXECUTIVE COMPENSATION

The partnerships pay no salaries or other direct remuneration to officers, directors or key employees of the general partner or HPI. The Limited Partnership reimburses the general partner for general and administrative costs incurred on behalf of the partnerships. See Note 2 to the Financial Statements.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To the knowledge of the general partner, no person owns of record or beneficially more than 5% of the Drilling Partnership's outstanding units, other than HEP, the address of which is 4582 S. Ulster Street Parkway, Denver, Colorado 80237, and which beneficially owns approximately 44.7% of the outstanding units. The general partner of HEP is Hallwood Energy Corporation.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information with respect to the Limited Partnership and its relationships and transactions with the general partner, see Part I, Item 1 and Part II, Item 7.
                                     PART IV
                                     -------

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 a.  Financial Statements and Schedules:
     See Index at Item 8.

 b.  Reports on Form 8-K - None.

 c.  Exhibits:

     3.1 The  General   Partnership  Agreement   and  the  Limited   Partnership
         Agreement filed as an Exhibit to Registration Statement No. 0-11313, are incorporated herein by reference.


SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Partnerships have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


                               MAY DRILLING PARTNERSHIP 1983-2
                               MAY LIMITED PARTNERSHIP 1983-2
                               BY: EDP OPERATING, LTD., GENERAL
                                   PARTNER

                               BY: HALLWOOD G.P., INC.
                                   GENERAL PARTNER




                               By: /s/William L. Guzzetti
                                   -------------------------
                                   William L. Guzzetti
                                   President, Chief Executive
                                   Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                  Title               Date
           ---------                  -----             ----




 Robert S. Pfeiffer            Vice President      February 29, 1996
 --------------------------    (Principal
 Robert S. Pfeiffer            Accounting
                               Officer)