Form 10-Q
period 1997-06-30
MAY LIMITED PARTNERSHIP 1983-2
filed 1997-08-14
CIK 735552

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                                Form 10-Q

MARK ONE
  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

  |_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|




                         MAY DRILLING PARTNERSHIP 1983-2
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)



                                       June 30,     December 31,
                                         1997           1996
                                         ----       ------------


ASSETS

Investment in
     May Limited Partnership 1983-2      $376            $397
                                          ===             ===


PARTNERS' CAPITAL

Partners' Capital                      $376               $397
                                        ===               ====






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

















                    The accompanying note is an integral part
                          of the financial statements.



                         MAY LIMITED PARTNERSHIP 1983-2
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)



                                        June 30,    December 31,
                                         1997          1996
                                         ----          ----





ASSETS
CURRENT ASSETS
   Cash and cash equivalents            $ 194             $157
   Accrued oil and gas sales               81              161
   Due from affiliate                      28
                                          ---             ----
            Total                         303              318
                                          ---              ---



OIL AND GAS PROPERTIES,
    using the full cost method
    of accounting                        16,647         16,618
        Less accumulated depletion      (16,113)       (16,072)
                                        --------       -------
            Net oil and gas
            properties                      534            546
                                            ---            ---



TOTAL ASSETS                             $ 837          $ 864
                                           ===            ===



LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
   Accounts payable and accrued
   liabilities                        $  17         $    22
   Due to affiliate                                       5
                                       -----         ------
            Total                         17             27
                                        ----           ----



PARTNERS' CAPITAL
   General partner                       444            440
   Limited partner                       376            397
                                         ---            ---
            Total                        820            837
                                         ---            ---



TOTAL LIABILITIES AND
      PARTNERS' CAPITAL               $  837        $   864
                                         ===            ===











                    The accompanying note is an integral part
                          of the financial statements.



                         MAY LIMITED PARTNERSHIP 1983-2
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)



                                        For the Three Months
                                           Ended June 30,

                                       1997              1996
                                       ----              ----

REVENUES
     Oil revenue                    $   15              $  29
     Gas revenue                       125                213
     Interest                            3                  2
                                       ----               ---
              Total                    143                244
                                       ---                ---

COSTS AND EXPENSES
     Lease operating                    19                 26
     General and administrative         16                 25
     Depletion                          21                 29
     Professional services and other     3                  3
     Litigation settlement                                  2
                                       ----              ----
              Total                     59                 85
                                        --               ----



NET INCOME                            $ 84              $  159
                                       =====             =====



ALLOCATION OF NET
INCOME:
     General Partner                $   39              $   74
                                        ==                  ==
     Limited Partner                $   45              $   85
                                       ===                  ==



         Per initial $1,000 limited
              partner investment      $4.26               $  8.05
                                      ====                   ====



       Weighted average initial
       $1,000 limited partner
       investment units outstanding    10,557                10,557
                                       ======                ======








                    The accompanying note is an integral part
                          of the financial statements.



                         MAY LIMITED PARTNERSHIP 1983-2
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)



                                      For the Six Months Ended
                                              June 30,

                                       1997                  1996
                                       ----                  ----
REVENUES
     Oil revenue                    $    39                 $   55
     Gas revenue                        325                    457
     Interest                             5                      4
                                       ----                    ---
              Total                     369                    516
                                       ----                    ---
COSTS AND EXPENSES
     Lease operating                     40                     53
     General and administrative          37                     50
     Depletion                           41                     55
     Professional services and other      8                      5
     Litigation settlement                                       2
                                        ----                    ---
              Total                      126                    165
                                         ---                    ---



NET INCOME                             $243                   $ 351
                                      =====                   ======


ALLOCATION OF NET
INCOME:



     General Partner                  $ 113                    $ 159
                                        ===                      ===
     Limited Partner                  $ 130                    $ 192
                                        ===                      ===

         Per initial $1,000 limited
              partner investment    $ 12.31                    $ 18.19
                                      =====                      =====


         Weighted average initial
         $1,000 limited partner investment
         units outstanding             10,557                   10,557
                                       =======                  ======








                    The accompanying note is an integral part
                          of the financial statements.

                         MAY LIMITED PARTNERSHIP 1983-2
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)



                                      For the Six Months Ended
                                              June 30,

                                          1997           1996
                                         -----           ----
OPERATING ACTIVITIES:
     Net income                     $      243        $   351
     Adjustment to reconcile net
     income to net cash provided by
         operating activities:
              Depletion                     41             55
                                            --             --
              Cash from operations before
               working capital changes     284            406
     Changes in assets and liabilities
       provided (used) cash:
              Accrued oil and gas sales     80             (2)
              Due from affiliate           (28)           (34)
              Accounts payable and accrued
               liabilities                  (5)           (14)
              Due to affiliate              (5)
                  Net cash provided by
                  operating activities      326            356
                                            ---            ---
INVESTING ACTIVITIES:
     Additions to oil and gas
     properties                             (29)            (3)
                                            ----            ---
FINANCING ACTIVITIES:
     Distributions to partners              (260)          (329)
                                             ----          -----

NET INCREASE IN CASH
   AND CASH EQUIVALENTS                       37             24

CASH AND CASH EQUIVALENTS:
     Balance, beginning of period             157            148
                                              ---            ---
     Balance, end of period                 $ 194          $ 172
                                              ===            ===




                    The accompanying note is an integral part
                          of the financial statements.

                         MAY LIMITED PARTNERSHIP 1983-2
                          NOTE TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 -      GENERAL

The financial statements presented are those of May Limited Partnership 1983-2 (the "Partnership"). The interim financial data are unaudited; however, in the opinion of the general partner, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 1996 Annual Report on Form 10-K.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Liquidity and Capital Resources

The Partnership generated $326,000 of cash flow from operating activities during the six months ended June 30, 1997 and $260,000 was distributed to partners. A distribution payable to partners of record as of June 30, 1997 was declared in July 1997. The distribution amount is $123,000, payable $71,000 to May Drilling Partnership 1983-2 partners and $52,000 to the general partner. Future distributions are dependent on future prices for the Partnership's production and the production level of the Partnership's remaining oil and gas reserves.

Results of Operations

Second Quarter 1997 Compared to Second Quarter 1996

Oil Revenue

Oil revenue decreased $14,000 in the second quarter of 1997 as compared to the corresponding period in 1996 as the result of a decrease in oil production combined with a decrease in the average oil price. The average oil price decreased from $20.84 per barrel in 1996 to $18.92 per barrel in 1997. Oil production decreased 40% due to the temporary shut-in of two wells during May and June of 1997 while workover procedures were performed.

Gas Revenue

Gas revenue decreased $88,000 during the second quarter of 1997 as compared to the corresponding period in 1996 as the result of a decrease in production combined with a decrease in price. Gas production decreased 29% due to the temporary shut-in of two wells during May and June of 1997 while workover procedures were performed. The average gas price decreased from $2.58 per mcf in 1996 to $2.14 per mcf in 1997.

Interest

Interest income increased $1,000 during the second quarter of 1997 as compared with the second quarter of 1996 due to a higher average cash balance during 1997.

Lease Operating

Lease operating expense decreased $7,000 for the second quarter of 1997 as compared to the corresponding period in 1996 primarily due to a decrease in production taxes resulting from the decreased oil and gas production discussed above.

General and Administrative

General and administrative expense decreased $9,000 during the second quarter of 1997 as compared to the second quarter of 1996 due to a decrease in the allocation of overhead from the general partner.

Depletion

Depletion expense decreased $8,000 during the second quarter of 1997 as compared with the second quarter of 1996 as a result of a lower depletion rate during 1997 due to the decrease in oil and gas production discussed above.

Six Months Ended June 30, 1997 Compared to the Six Months Ended June 30, 1996

The comparisons for the six months ended June 30, 1997 and the six months ended June 30, 1996 are consistent with those discussed in the second quarter 1997 compared to the second quarter of 1996 except for the following:

Oil Revenue

Oil revenue decreased $16,000 during the first six months of 1997 as compared to the corresponding period in 1996 primarily due to a decrease in production, partially offset by an increase in the average oil price. The average oil price increased from $20.14 per barrel in 1996 to $21.01 per barrel in 1997. Oil production decreased 31% due to the temporary shut-in of two wells during May and June of 1997 while workover procedures were performed.

Gas Revenue

Gas revenue decreased $132,000 during the first six months of 1997 as compared to the corresponding period in 1996 primarily as the result of a decrease in production combined with a decrease in price. Gas production decreased 23% due to the temporary shut-in of two wells during May and June of 1997 while workover procedures were performed. The average gas price decreased from $2.88 per mcf in 1996 to $2.67 per mcf in 1997.

Professional Services and Other

Professional services and other expense increased $3,000 during the first six months of 1997 as compared with the first six months of 1996 primarily due to the timing of these expenses.

Litigation Settlement

Litigation settlement expense during the six months ended June 30, 1996 represents the expense incurred to settle a property related lawsuit.

PART II -     OTHER INFORMATION


ITEM 1 -      LEGAL PROCEEDINGS

              Reference is made to Item 8 - Note 4 of Form 10-K for the year ended December 31, 1996.


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


                               MAY DRILLING PARTNERSHIP
                               1983-2
                               MAY LIMITED PARTNERSHIP
                               1983-2

                               By:      EDP OPERATING, LTD.,
                                        General Partner

                                        By:   HEPGP LTD.,
                                               General Partner

                                        By:   HALLWOOD G. P.,
                                                 INC.,
                                              General Partner



Date:   August 11, 1997                 By:     Robert S. Pfeiffer
        -----------------                   ---------------------------------
                                             Robert S. Pfeiffer, Vice President
                                            (Principal Accounting Officer)