Form 10-K405
period 1997-12-31
MAY LIMITED PARTNERSHIP 1983-2
filed 1998-03-06
CIK 735552

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

MARK ONE
     [x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997

     [  ]        TRANSITION  REPORT  PURSUANT TO SECTION 13 or 15(d) OF THE
                 SECURITIES  EXCHANGE  ACT OF 1934

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

                                                           Name of each exchange
Title of each class                                          on which registered
      None                                                          None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Units of Participation, $1,000 Per Unit
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

                      DOCUMENTS INCORPORATED BY REFERENCE:



                                                          Part of Form 10-K into
Document                                                which it is incorporated


The General Partnership Agreement and the Limited Partnership Agreement
filed as an Exhibit to Registration Statement No. 0-11313                Part IV

                                     PART I


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

The general partner of the Limited Partnership is EDP Operating, Ltd., which is one of the operating partnerships for Hallwood Energy Partners, L. P. ("HEP"). The Drilling Partnership is the sole limited partner of the Limited Partnership. The Limited Partnership does not have any subsidiaries, nor does it engage in any other kind of business. The Limited Partnership has no employees and is operated by Hallwood Petroleum, Inc. ("HPI"), a subsidiary of HEP. In February 1998, HPI employed 123 full-time employees.

Pursuant to the terms of the general partnership agreement and the limited partnership agreement, HEP is obligated, from time to time, to contribute certain amounts, in property, cash or unreimbursed services, to the Limited Partnership. As of December 31, 1997, all such required contributions had been made.

Participation in Expenses and Revenues

The principal expenses and revenues of the Limited Partnership are shared by the general partner and the Drilling Partnership as set forth in the following table. The charges and credits to participants in the Drilling Partnership are shared among the participants in proportion to their ownership of units of participation.


                                                             Drilling              General
                                                           Partnership             Partner



Abandonment expenses (1)                                         99%                    1%
Noncapital expenses                                              99%                    1%
Direct expenses                                                  99%                    1%
Lease acquisition expenses                                                            100%
Capital expenses                                                                      100%
Oil and gas revenues                                             (2)                   (2)
Operating expenses                                               (2)                   (2)
Special projects                                                 (2)                   (2)
General and administrative overhead                              (2)                   (2)

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

                            1997             1996              1995
                      -     -----       -    -----       -     ----



Limited Partner             58%              58.1%            58.3%
General Partner             42%              41.9%            41.7%

In 1998, the sharing ratio will be 57.9% to the limited partner and 42.1% to the general partner.

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

Significant Customer

For the years ended December 31, 1997, 1996 and 1995, purchases by the following company exceeded 10% of the total oil and gas revenues of the Limited
Partnership:


                                       1997              1996             1995
                                 -    -----       -     -----       -    ----


Conoco Inc.                            70%               83%              88%

Although the Limited Partnership sells the majority of its production to one purchaser, there are numerous other purchasers in the area, so the loss of its significant customer would not adversely affect the Limited Partnership's operations.

Environmental Considerations

The exploration for, and development of, oil and gas involve the extraction, production and transportation of materials which, under certain conditions, can be hazardous or can cause environmental pollution problems. In light of the present general interest in environmental problems, the general partner cannot predict what effect possible future public or private action may have on the business of the Limited Partnership. The Limited Partnership's historical environmental expenditures have not been material and are not expected to be material in the future. The general partner is continually taking all action it believes necessary in its operations to ensure conformity with applicable federal, state and local environmental regulations and does not presently anticipate that the compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, earnings or the competitive position of the Limited Partnership in the oil and gas industry.

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

Issues Related to the Year 2000

As the year 2000 approaches, there are uncertainties concerning whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or fail.

Because of the nature of the oil and gas industry and the necessity for the Limited Partnership to make reserve estimates and other plans well beyond the year 2000, the Limited Partnership's computer systems and software were already configured to accommodate dates beyond the year 2000. The Limited Partnership believes that the year 2000 will not pose significant operational problems for the Limited Partnership's computer systems. The Limited Partnership has not yet completed its assessment of all of its systems, or the computer systems of third parties with which it deals, and it is not possible at this time to assess the effect of a third party's inability to adequately address year 2000 issues on the operations of the Limited Partnership.

ITEM 2 - PROPERTIES

The Limited Partnership's oil and gas reserves are concentrated in properties in south Louisiana; the Limited Partnership also has small amounts of additional reserves in an Oklahoma prospect. The Limited Partnership's reserves are predominantly natural gas, which accounts for 89% of estimated future gross revenues in the Limited Partnership's reserve report as of December 31, 1997.

Significant Properties

At December 31, 1997, the following properties accounted for approximately 79% of the Limited Partnership's proved oil and gas reserves. Reserve quantities were obtained from the December 31, 1997 reserve report prepared by HPI's petroleum engineers.

Boudreaux Prospect. The Boudreaux prospect is located in Lafayette Parish, Louisiana. The Limited Partnership's interest in the prospect has remaining net proved reserves of 23,800 bbls of oil and 1,134,500 mcf of gas as of December 31, 1997, all of which are developed and producing at December 31, 1997. The Limited Partnership's working interest in this prospect ranges up to 3.1%.

Meaux Prospect. The Meaux prospect is located in Lafayette Parish, Louisiana. The Limited Partnership's interest in the prospect has remaining net proved reserves of 100 bbls of oil and 51,200 mcf of gas as of December 31, 1997, all of which are developed and producing at December 31, 1997. The Limited Partnership's working interest in this prospect is 19.1%.


ITEM 3 - LEGAL PROCEEDINGS

For a description of legal proceedings affecting the Limited Partnership, please refer to Item 8 - Note 4.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

No matter was submitted to a vote of participants during the fourth quarter of 1997.



                                     PART II


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     a) The registrant's securities consist of partnership interests which are not traded on any exchange and for which no established public trading market exists.

     b) As of December 31, 1997, there were approximately 718 holders of record of partnership interests in the Drilling Partnership.

c) Distributions paid by the Limited Partnership were as follows (in thousands):


                              General              Limited
                              Partner              Partner


         1997                    $206                 $285
         1996                     285                  397
         1995                     131                  134


ITEM 6 - SELECTED FINANCIAL DATA


                                                       For the Limited Partnership
                                                   As of or for the Year Ended December 31,

                                    1997            1996             1995              1994             1993
                           -        -----     -     -----       -    -----       -     -----       -    ----

                                                      (In thousands)


Total revenues                     $  827        $  931           $  612            $  649           $1,127
Oil and gas revenues                  818           922              603               637            1,115
Net income                            544           608              249               257              323
Working capital                       400           291              301               243              728
Total assets                          914           864              938               962            1,849
Partners' capital                     890           837              911               927            1,527


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Material changes in the Limited Partnership's cash position for the years ended December 31, 1997 and 1996 are summarized as follows:



                                                             1997              1996
                                                       -     -----       -     ----

                                                                 (In thousands)



Cash provided by operating activities                         $  585           $ 727
Distributions to partners                                       (491)           (682)
Additions to oil and gas properties                              (34)            (36)
                                                               ------           -----
Increase in cash                                             $    60           $    9
                                                              ======            ======

Cash provided by operating activities in 1997 was used for distributions to the partners and additions to oil and gas properties. The Limited Partnership has net working capital of $400,000 as December 31, 1997. This working capital, together with future net cash flows generated from operations, may be used to fund future distributions. Future distributions depend on, among other things, continuation of current or higher oil and gas prices, markets for production and future development costs.

The Limited Partnership's ability to generate funds adequate to meet its future needs will be largely dependent upon its ability to continue to further develop its existing reserves. Proved reserves and discounted future net revenues valued at year-end prices (discounted at 10% and before general and administrative expenses) from proved reserves were estimated at 25,000 bbls and 1,470,000 mcf valued at $2,984,000 in 1997 and 29,000 bbls and 1,593,000 mcf valued at $5,111,000 in 1996. The decrease in the discounted future net revenues and the fluctuation in the quantities resulted from a decrease in year end oil and gas prices, as well as current year production and changes in the estimated rates of future production on certain wells.

Results of Operations

1997 Compared to 1996

Oil Revenue

Oil revenue decreased $15,000 during 1997 as compared with 1996. The decrease is comprised of a decrease in the average oil price from $21.76 per barrel in 1996 to $20.00 per barrel in 1997, combined with a 7% decrease in production as shown in the table below. The decrease in production is primarily due to normal production declines.

Gas Revenue

Gas revenue decreased $89,000 during 1997 as compared with 1996. The decrease is due to a decrease in the average gas price from $2.83 per mcf during 1996 to $2.68 per mcf during 1997, combined with a 6% decrease in production as shown below. The decrease in production is primarily due to normal production declines.

The following table summarizes the Limited Partnership's share of production from the Limited Partnership's significant properties for 1997 and 1996.


                                                                           Net Production

                                                        1997                             1996
                                                        -----                            ----
                                                Oil               Gas               Oil              Gas
Parish or County, State and Well               (Bbls)            (Mcf)            (Bbls)            (Mcf)
--------------------------------                ----              ---              ----              ---

     Lafayette, Louisiana
         Hutchinson #1                                79             24,054           75              31,424
         Meaux Prospect
         Richard #1                                  470             36,999          461              32,704
         Boudreaux Prospect
         A. L. Boudreaux #1                        3,409            167,637        3,809             188,515
         G. S. Boudreaux Estate #1                    60              2,926           63               3,228
         Hallwood Fontenot #1                         25              1,862           20               2,055
     Canadian, Oklahoma
         Jameson #1-14                                               35,925                           30,203
     Other Properties                                357              3,194          298               1,077
                                                     ---              -----          ---               -----
                                                    4,400            272,597       4,726             289,206
                                                    =====            =======       =====             =======

Lease Operating

Lease operating expense decreased $32,000 during 1997 as compared with 1996 primarily due to a decrease in salt water disposal costs resulting from workover procedures performed on the A. L. Boudreaux #1 and the G. S. Boudreaux Estate #1 during 1997 which lowered the production of salt water.

General and Administrative

General and administrative expenses decreased $7,000 during 1997 as compared with 1996 primarily due to a decrease in the allocation of overhead from the general partner.

Depletion

Depletion expense decreased $10,000 during 1997 as compared with 1996 as a result of production declines and lower capitalized costs in 1997.

Litigation Settlement

Litigation settlement expense during 1997 and 1996 represents amounts paid in connection with the settlement of property related claims.

Professional Services and Other

Professional services and other expense increased $3,000 during 1997 as compared with 1996 primarily due to an increase in legal fees relating to the settlement of property related claims and an increase in miscellaneous other expenses, none of which is individually significant.

1996 Compared to 1995

Oil Revenue
Oil revenue increased $15,000 during 1996 as compared with 1995. The increase is comprised of an increase in the average oil price from $17.68 per barrel in 1995 to $21.76 per barrel in 1996, partially offset by a 5% decrease in production as shown in the table below. The decrease in production is primarily due to normal production declines.

Gas Revenue

Gas revenue increased $304,000 during 1996 as compared with 1995. The increase is due to an increase in the average gas price from $1.81 per mcf during 1995 to $2.83 per mcf during 1996, combined with a 2% increase in production as shown below. The increase in production is due to increased state allowable production limits, partially offset by normal production declines.

The following table summarizes the Limited Partnership's share of production from the Limited Partnership's significant properties for 1996 and 1995.

                                                                                        Net Production
                                                            1996                             1995
                                                            -----                          ------

                                                Oil               Gas               Oil              Gas
Parish or County, State and Well               (Bbls)            (Mcf)            (Bbls)            (Mcf)
--------------------------------                ----              ---              ----              ---


     Lafayette, Louisiana
         Hutchinson #1                             75              31,424               138              24,889
         Meaux Prospect
         Richard #1                               461              32,704               396              35,642
         Boudreaux Prospect
         A. L. Boudreaux #1                     3,809             188,515             3,980             193,583
         G. S. Boudreaux Estate #1                 63               3,228                77               3,926
         Hallwood Fontenot #1                      20               2,055                11               1,322
     Canadian, Oklahoma
         Jameson #1-14                                             30,203                                19,964
         Other Properties                         298               1,077              398               5,022
                                                  ---               -----              ---               -----
            Total Net Production                4,726             289,206             5,000             284,348
                                                =====             =======             =====             =======

Lease OperatingLease operating expense decreased $19,000 during 1996 as compared with 1995 primarily due to decreases in operating expenses resulting from cost saving measures implemented during 1996.

Production Taxes

Production taxes increased $4,000 during 1996 as compared with 1995 as a result of the increase in gas production discussed above.

General and Administrative

General and administrative expenses decreased $4,000 during 1996 as compared with 1995 primarily due to a decrease in the allocation of overhead from the general partner.

Depletion

Depletion expense decreased $11,000 during 1996 as compared with 1995 as a result of production declines and lower capitalized costs in 1996.

Litigation Settlement

Litigation settlement expense during 1996 represents amounts paid in connection with the settlement of a property related lawsuit.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                               Page
FINANCIAL STATEMENTS:

     Independent Auditors' Report                                                                                12

     Balance Sheets at December 31, 1997 and 1996 -
         May Drilling Partnership 1983-2                                                                         13

     Balance Sheets at December 31, 1997 and 1996 -
         May Limited Partnership 1983-2                                                                          14

     Statements of Operations for the Years Ended
         December 31, 1997, 1996 and 1995 -
         May Limited Partnership 1983-2                                                                          15

     Statements of Changes in Partners' Capital for the Years Ended December 31,
         1997, 1996 and 1995 -
         May Limited Partnership 1983-2                                                                          16

     Statements of Cash Flows for the Years Ended
         December 31, 1997, 1996 and 1995 -
         May Limited Partnership 1983-2                                                                          17

     Notes to Financial Statements - May Drilling Partnership 1983-2
         and May Limited Partnership 1983-2                                                                   18-21

SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)                                                         22


                          INDEPENDENT AUDITORS' REPORT




To the Partners of May Drilling Partnership 1983-2 and
  May Limited Partnership 1983-2:

We have audited the financial statements of May Drilling Partnership 1983-2 ("General Partnership") and May Limited Partnership 1983-2 ("Limited Partnership") as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, listed in the accompanying index at Item
8. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the General Partnership and the Limited Partnership at December 31, 1997 and 1996, and the results of operations and cash flows of the Limited Partnership for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Denver, Colorado
February 27, 1998


                         MAY DRILLING PARTNERSHIP 1983-2
                                 BALANCE SHEETS
                                 (In thousands)



                                                                          December 31,          December 31,
                                                                                                       1996
                                                                              1997



ASSETS

Investment in May Limited Partnership 1983-2                                   $407                 $397
                                                                               ====                  ===





PARTNERS' CAPITAL

Partners' Capital                                                              $407                   $397
                                                                               ====                  =====






Note: The statements of operations, changes in partners capital and cash flows for May Drilling Partnership 1983-2 are not presented because such information is equal to the Limited Partners' share of such activity as presented in the May Limited Partnership 1983-2 financial statements. The May Drilling Partnership carries its investment in May Limited Partnership 1983-2 on the equity method. The May Limited Partnership 1983-2 financial statements should be read in conjunction with this balance sheet.

























                   The accompanying notes are an integral part
                          of the financial statements.



                         MAY LIMITED PARTNERSHIP 1983-2
                                 BALANCE SHEETS
                                 (In thousands)



                                                                        December 31,              December 31,
                                                                               1997                     1996



ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                           $     217                   $     157
     Accrued oil and gas revenues                                              140                         161
     Due from affiliate                                                         67
                                                                               ----                        ---
             Total                                                             424                         318
                                                                               ----                        ---

OIL AND GAS PROPERTIES, using the
     full cost method of accounting                                         16,652                      16,618
         Less accumulated depletion                                        (16,162)                    (16,072)
                                                                           -------                      -------
             Net oil and gas properties                                        490                         546
                                                                           -------                       ------

TOTAL ASSETS                                                             $     914                   $     864
                                                                           =======                    ========



LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                           $       24                  $       22
     Due to affiliate                                                                                        5
                                                                             -------                      -------
             Total                                                              24                          27
                                                                            -------                      -------
PARTNERS' CAPITAL
     General partner                                                           483                         440
     Limited partner                                                           407                         397
                                                                             -------                      -------
             Total                                                             890                         837
                                                                             -------                      -------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                  $     914                    $     864
                                                                             =======                   ========














                   The accompanying notes are an integral part
                          of the financial statements.



                         MAY LIMITED PARTNERSHIP 1983-2
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
            (In thousands, except for Unit and per Unit Information)



                                                                      1997              1996             1995
                                                                      -----             -----            ----

REVENUES
     Oil revenue                                                   $      88         $    103         $      88
     Gas revenue                                                         730              819               515
     Interest income                                                       9                9                 9
                                                                        ----             ----               ---

             Total                                                       827              931               612
                                                                        ----             ----               ---
COSTS AND EXPENSES
     Lease operating                                                      47               79                98
     Production taxes                                                     40               40                36
     General and administrative                                           85               92                96
     Depletion                                                            90              100               111
     Litigation settlement                                                 8                2                12
     Professional services and other                                      13               10                10
                                                                         ----             ----               ---
             Total                                                       283              323               363
                                                                         ----             ----               ---

NET INCOME                                                          $    544         $    608          $    249
                                                                       ======         =======           =======
ALLOCATION OF NET INCOME:
     General Partner                                                $    249         $    276          $    128
                                                                       =====          =======           =======
     Limited Partner                                                $    295         $    332          $    121
                                                                       =====          =======           =======

     Per initial $1,000 Limited Partner
         investment                                                   $ 27.94         $ 31.45           $ 11.46
                                                                       ======          ======            ======

     Weighted average initial $1,000 Limited
         Partner investment units outstanding                          10,557          10,557            10,557
                                                                       ======          ======            ======


















                   The accompanying notes are an integral part
                          of the financial statements.


                         MAY LIMITED PARTNERSHIP 1983-2
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (In thousands)

                                                                   General             Limited
                                                                   Partner             Partner             Total

BALANCE, December 31, 1994                                          $   452             $   475           $   927

     Net income                                                         128                 121               249
     Distributions                                                     (131)               (134)             (265)
                                                                       ----                ----              ----
BALANCE, December 31, 1995                                              449                 462               911

     Net income                                                         276                 332               608
     Distributions                                                     (285)               (397)             (682)
                                                                       ----                ----              ----
BALANCE, December 31, 1996                                              440                 397               837

     Net income                                                         249                 295               544
     Distributions                                                     (206)               (285)             (491)
                                                                       ----                ----              -----
BALANCE, December 31, 1997                                          $   483             $   407           $   890
                                                                     ======              ======            ======





























                   The accompanying notes are an integral part
                          of the financial statements.


                         MAY LIMITED PARTNERSHIP 1983-2
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (In thousands)



                                                                  1997              1996             1995
                                                                  -----             -----            ----

OPERATING ACTIVITIES:
     Net income                                                $    544        $    608           $    249

     Adjustment to  reconcile  net  income  to net cash
        provided by operating activities:
             Depletion                                               90             100                111

     Changes in assets and liabilities provided (used) cash:
         Accrued oil and gas revenues                                21             (17)               (54)
         Due from affiliate                                         (67)             36                (17)
         Accounts payable and accrued
             liabilities                                              2              (5)                (8)
         Due to affiliate                                            (5)              5
                                                                    -----           ----               ----
                  Net cash provided by
                      operating activities                          585             727                281
                                                                    -----           ----               ----
INVESTING ACTIVITIES -
     Additions to oil and gas properties                            (34)            (36)               (37)
                                                                   -----           ----               ----
FINANCING ACTIVITIES -
     Distributions to partners                                     (491)           (682)              (265)
                                                                   -----           ----               ----
NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                            60               9                (21)

CASH AND CASH EQUIVALENTS:

     BEGINNING OF YEAR                                              157             148                169
                                                                   -----           ----               ----

     END OF YEAR                                               $    217        $    157           $    148
                                                                  =======       =======            =======











                   The accompanying notes are an integral part
                          of the financial statements.

                         MAY DRILLING PARTNERSHIP 1983-2
                                       AND
                         MAY LIMITED PARTNERSHIP 1983-2

                          NOTES TO FINANCIAL STATEMENTS


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

         The general partnership agreement requires that the manager, Hallwood Energy Partners, L. P. ("HEP"), offer to repurchase partnership interests from Participants for cash at amounts to be determined by appraisal (as set forth in the partnership agreement) of the Limited Partnership's net assets no later than December 31, 1988, and during each succeeding year, if such net assets are positive. The manager has made repurchase offers in all years since 1989 and intends to make a repurchase offer in 1998.

         As the General Partnership is the sole limited partner of the Limited Partnership, and there are no other revenues or expenses of the General Partnership, its results of operations, changes in partners capital and cash flows are equal to the limited partner's share of the Limited Partnership's results of operations, changes in partners' capital and cash flows as set forth herein. Therefore, separate statements of operations, changes in partners' capital and cash flows are not presented for the General Partnership.

         Limited Partnership

         The Limited Partnership, a Texas limited partnership, was organized by May and the General Partnership, for the purpose of oil and gas exploration and the production of crude oil, natural gas and petroleum products. The Limited Partnership's oil and gas reserves are primarily located in prospects in south Louisiana. Among other things, the terms of the Limited Partnership agreement (the "Agreement") give the general partner the authority to borrow funds. The Agreement also requires that the general partner's total capital contributions to the Limited Partnership as of each year end, including unrecovered general partner acreage and equipment advances, must be compared to total Limited Partnership expenditures from inception to date, and if such contributions are less than 15% of such expenditures, an additional contribution in the amount of the deficiency is required. At December 31, 1997, no additional contributions were necessary to comply with this requirement.

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


                              1997              1996             1995
                         -    -----       -     -----       -    ----



Limited Partner                58%             58.1%             58.3%
General Partner                42%             41.9%             41.7%


         Significant Customer

         For the years ended December 31, 1997, 1996 and 1995, purchases by the following company exceeded 10% of the total oil and gas revenues of the Limited Partnership:


                                1997              1996             1995
                           -    -----       -     -----       -    ----

Conoco Inc.                     70%                  83%            88%

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

         The capitalized costs of evaluated properties, including the estimated future costs to develop proved reserves, are amortized on the units of production basis. Full cost amortization per dollar of gross oil and gas revenues was $.11 in both 1997 and 1996, and $.18 in 1995.

         Capitalized costs are limited to an amount not to exceed the present value of estimated future net cash flows. No valuation adjustment was required in 1997, 1996 or 1995. Significant price declines in the future could cause the Limited Partnership to recognize valuation adjustments and could reduce the amount of future cash flow available for distributions and operations.

         Generally no gains or losses are recognized on the sale or disposition of oil and gas properties. Maintenance and repairs are charged against income when incurred.

         Gas Balancing

         The Limited Partnership uses the sales method of accounting for gas balancing. Under this method, the Limited Partnership recognizes revenue on all of its sales of production, and any over production or under production is recovered at a future date.

         As of December 31, 1997, the net imbalance to the Limited Partnership's interest is not considered material. Current imbalances can be made up with production from existing wells or from wells which will be drilled as offsets to current producing wells.

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

         The amount due from HPI was $67,000 as of December 31, 1997 and the amount due to HPI was $5,000 as of December 31, 1996. These balances represent net revenues less operating costs and expenses.

         Cash Flows

         All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.


(2)  GENERAL AND ADMINISTRATIVE OVERHEAD

         HPI conducts day to day operations of the Limited Partnership and other affiliated partnerships of HEP. The costs of operating the entities are allocated to each entity based upon the time spent on that entity. General and administrative overhead allocated by HPI to the Limited Partnership totaled $62,000 in 1997, $70,000 in 1996 and $82,000 in
         1995.


 (3) INCOME TAXES

         As a result of differences between the accounting treatment of certain items for income tax purposes and financial reporting purposes, primarily depreciation, depletion and amortization of oil and gas properties and the recognition of intangible drilling costs as an expense or capital item, the income tax basis of oil and gas properties differs from the basis used for financial reporting purposes. At December 31, 1997 and 1996, the income tax bases of the Limited Partnership's oil and gas properties were approximately $197,000 and $211,000, respectively.


(4)  LITIGATION SETTLEMENT

         In June 1996, the Limited Partnership and the other parties to the lawsuits styled Lamson Petroleum Corporation v. Hallwood Petroleum, Inc. et al. settled the lawsuits. The plaintiffs in the lawsuits claimed they had valid leases covering streets and roads in the units of the A.L. Boudreaux #1 well, G.S. Boudreaux #1 well, Paul Castille #1 well, Evangeline Shrine Club #1 well and Duhon #1 well, which represented approximately 3% to 4% of the Limited Partnership=s interest in these properties, and they were entitled to a portion of the production from the wells dating from February 1990. In the settlement, the Limited Partnership and the plaintiffs agreed to cross-convey interests in certain leases to one another, and the Limited Partnership agreed to pay the plaintiffs $67,000. The Limited Partnership had not recognized revenue attributable to the contested leases since January 1993. These revenues, totaling $65,000, had been placed in escrow pending the resolution of the lawsuits. The excess of the cash paid over the escrowed amounts, is reflected as litigation settlement expense in the accompanying financial statements. The cross-conveyance of the interests in the leases resulted in a decrease in the Limited Partnerships reserves of $40,000 in future net revenues, discounted at 10% based on oil and gas prices in effect as of December 31, 1996.

                  SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION
                                   (Unaudited)


The following tables contain certain costs and reserve information related to the Limited Partnership's oil and gas activities. The Limited Partnership has no long-term supply agreements and all reserves are located within the United States.

Costs Incurred -

                                                     For the Years Ended December 31,
                                              1997                  1996               1995
                                        -     -----       -         -----  -           ----
                                                                  (In thousands)

Development costs                               $34                   $36              $ 37
                                               ====                    ==               ===

Oil and Gas Reserves (valued at year-end prices discounted at 10%) -


                                            1997                         1996                            1995
                                            ----                         ----                            ----
                                    Bbls          Mcf           Bbls          Mcf           Bbls          Mcf
                                                                   (In thousands)

Total Proved Reserves:
     Beginning of period            29         1,593             34          1,737             35         1,722
     Revisions to previous
        estimates                                150                           145              4           299
     Production                     (4)         (273)            (5)          (289)            (5)         (284)
                                    --        ------             --           ----             --          ----
         End of Period              25         1,470             29          1,593             34         1,737
                                    ==         =====             ==          =====             ==         =====


Proved Developed Reserves:

     Beginning of period           29           1,593            34          1,737             35         1,722
                                  ===           =====            ==          =====             ==         =====
     End of period                 25           1,470            29          1,593             34         1,737
                                  ===           =====            ==          =====             ==         =====

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


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         To the knowledge of the general partner, no person owns of record or beneficially more than 5% of the Drilling Partnership's outstanding units, other than HEP, the address of which is 4582 S. Ulster Street Parkway, Denver, Colorado 80237, and which beneficially owns approximately 44.7% of the outstanding units. The general partner of HEP is HEPGP Ltd.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For information with respect to the Limited Partnership and its relationships and transactions with the general partner, see Part I,
         Item 1 and Part II, Item 7.


                                     PART IV


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


                                            MAY DRILLING PARTNERSHIP 1983-2
                                            MAY LIMITED PARTNERSHIP 1983-2

                                              By:  EDP OPERATING, LTD.,
                                                    General Partner

                                              By:  HEPGP LTD.,
                                                    General Partner

                                              By:  HALLWOOD G.P., INC.,
                                                     General Partner




                                              By: /s/William L. Guzzetti
                                              William L. Guzzetti
                                              President, Chief Executive Officer
                                                    and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                Title                           Date




/s/Robert S. Pfeiffer                Vice President           February 27, 1998
Robert S. Pfeiffer           (Principal Accounting Officer)